Form 10-K
period 2023-12-31
BANK 2022-BNK39
filed 2024-03-18
CIK 1902565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Wells Fargo Bank, National Association is the custodian of the CX - 350 & 450 Water Street Mortgage Loan and the One North Wacker Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 601 Lexington Avenue Mortgage Loan, the Park Avenue Plaza Mortgage Loan and the 1201 Lake Robbins Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

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

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.9           Co-Lender Agreement, dated as of October 14, 2021, by and between DBR Investments Co. Limited, as an Initial Note A Holder, Bank of America, N.A., as an Initial Note A Holder, JPMorgan Chase Bank, National Association, as an Initial Note A Holder, 3650 Cal Bridge Lending, LLC, as an Initial Note A Holder, DBR Investments Co. Limited, as Initial Note B-1 Holder, Bank of America, N.A., as Initial Note B-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-3 Holder, and 3650 Cal Bridge Lending, LLC, as Initial Note B-4 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 10, 2022 under Commission File No. 333-261279-01 and incorporated by reference herein).

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

33.19       Wilmington Trust, National Association, as Trustee of the One North Wacker Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the One North Wacker Mortgage Loan

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the One North Wacker Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the One North Wacker Mortgage Loan (see Exhibit 33.10)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.25       Situs Holdings, LLC, as Special Servicer of the CX - 350 & 450 Water Street Mortgage Loan (see Exhibit 33.4)

33.26       Wilmington Trust, National Association, as Trustee of the CX - 350 & 450 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the CX - 350 & 450 Water Street Mortgage Loan (see Exhibit 33.20)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the CX - 350 & 450 Water Street Mortgage Loan (see Exhibit 33.9)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Park Avenue Plaza Mortgage Loan (see Exhibit 33.1)

33.31       Wells Fargo Bank, National Association, as Special Servicer of the Park Avenue Plaza Mortgage Loan (see Exhibit 33.1)

33.32       Wilmington Trust, National Association, as Trustee of the Park Avenue Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the Park Avenue Plaza Mortgage Loan (see Exhibit 33.8)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Avenue Plaza Mortgage Loan (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Lake Robbins Mortgage Loan (see Exhibit 33.1)

33.36       CWCapital Asset Management LLC, as Special Servicer of the 1201 Lake Robbins Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wilmington Trust, National Association, as Trustee of the 1201 Lake Robbins Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Custodian of the 1201 Lake Robbins Mortgage Loan (see Exhibit 33.8)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the 1201 Lake Robbins Mortgage Loan (see Exhibit 33.9)

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1201 Lake Robbins Mortgage Loan (see Exhibit 33.10)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.42       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.43       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.8)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 33.10)

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

34.19       Wilmington Trust, National Association, as Trustee of the One North Wacker Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the One North Wacker Mortgage Loan

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the One North Wacker Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the One North Wacker Mortgage Loan (see Exhibit 34.10)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.25       Situs Holdings, LLC, as Special Servicer of the CX - 350 & 450 Water Street Mortgage Loan (see Exhibit 34.4)

34.26       Wilmington Trust, National Association, as Trustee of the CX - 350 & 450 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the CX - 350 & 450 Water Street Mortgage Loan (see Exhibit 34.20)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the CX - 350 & 450 Water Street Mortgage Loan (see Exhibit 34.9)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Park Avenue Plaza Mortgage Loan (see Exhibit 34.1)

34.31       Wells Fargo Bank, National Association, as Special Servicer of the Park Avenue Plaza Mortgage Loan (see Exhibit 34.1)

34.32       Wilmington Trust, National Association, as Trustee of the Park Avenue Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the Park Avenue Plaza Mortgage Loan (see Exhibit 34.8)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the Park Avenue Plaza Mortgage Loan (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Lake Robbins Mortgage Loan (see Exhibit 34.1)

34.36       CWCapital Asset Management LLC, as Special Servicer of the 1201 Lake Robbins Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wilmington Trust, National Association, as Trustee of the 1201 Lake Robbins Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Custodian of the 1201 Lake Robbins Mortgage Loan (see Exhibit 34.8)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the 1201 Lake Robbins Mortgage Loan (see Exhibit 34.9)

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1201 Lake Robbins Mortgage Loan (see Exhibit 34.10)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.42       Situs Holdings, LLC, as Special Servicer of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.43       Computershare Trust Company, National Association, as Trustee of the 601 Lexington Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Custodian of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.8)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 601 Lexington Avenue Mortgage Loan (see Exhibit 34.10)

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

Date: March 18, 2024